Form 10-Q
period 2012-04-30
NSJ-US. Co., Ltd.
filed 2012-06-19
CIK 1531649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission file number 333-177248

NSJ-US. CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	7382	45-3608121
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Kitahama Bldg., 2F, 1-7-19, Imabashi, Chuo-ku, Osaka, Japan	N/A
(Address of principal executive offices)	(Zip C

Issuer’s telephone number:  +81-6-4391-0370

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 12, 2012 there were 39,298,775 shares issued and outstanding of the registrant’s common stock.

NSJ-US. CO., LTD
(A Development Stage Company)
BALANCE SHEETS

	April 30,	July 31,
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$13	$-
Prepaid expenses	-	15,000
Total current assets	$13	$15,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$1,100
Due to related party	71,558	30,000
Total current liabilities	71,558	31,100

TOTAL LIABILITIES	71,558	31,100

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
39,298,775 and 24,880,000 issued and outstanding, respectively	39,299	24,880
Additional paid-in capital	(9,148)	(19,880)
Deficit accumulated during development stage	(101,696)	(21,100)
Total stockholders' equity (deficit)	(71,545)	(16,100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13	$15,000

The accompanying notes are an integral part of these financial statements.

NSJ-US. CO., LTD
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative From	Cumulative From
	For the	For the	March 21, 2011	March 21, 2011
	Three Months Ended	Nine Months Ended	(Date of Inception)	(Date of Inception)
	April 30, 2012	April 30, 2012	To April 30, 2011	To April 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$-	$105,400	$-	$105,400

Cost of sales	-	88,180	-	88,180
Gross profit	-	17,220	-	17,220

Operating expenses	54,615	97,816	21,100	118,916

Net loss	$(54,615)	$(80,596)	$(21,100)	$(101,696)

Net loss per common share - basic and diluted	$ *	$ *	$ *

Weighted average common equivalent
shares outstanding - basic and diluted	39,298,775	36,163,596	24,880,000

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

NSJ-US. CO., LTD
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the Period From	Cumulative From
	For the	March 21, 2011	March 21, 2011
	Nine Months Ended	(Date of Inception)	(Date of Inception)
	April 30, 2012	April 30, 2011	April 30, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS TO OPERATING ACTIVITIES:
Net loss	$(80,596)	$(21,100)	$(101,696)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Common stock issued for services	2,751	5,000	7,751
Changes in operating assets and liabilities
Change in prepaid expenses	15,000	-	-
Change in accounts payable	(1,100)	1,100	-
Net cash provided by (used in) operating activities	(63,945)	(15,000)	(93,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	73,774	15,000	103,774
Repayment of related party advances	(32,216)	-	(32,216)
Issuance of common stock	22,400	-	22,400
Net cash provided by financing activities	63,958	15,000	93,958

NET INCREASE IN CASH & CASH EQUIVALENTS	13	-	13

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$13	$-	$13

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Issued common stock for distribution rights	$-	$24,755	$38,755

The accompanying notes are an integral part of these financial statements.

NSJ-US. Co., Ltd.
(A Development Stage Company)
Notes To Financial Statements
For the Period from March 21, 2011 (Date of Inception) to April 30, 2012
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

NSJ-US. Co., Ltd. (the “Company”), a development stage company, was incorporated under the laws of the State of Nevada on March 21, 2011 and operating out of Japan. The Company is in the development stage as defined in Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” The fiscal year end is July 31.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company entered into a funding agreement with Juko Toshikazu, its’ President and a Director.  This agreement stipulates that the Juko Toshikazu will provide all funds necessary to continue operations in the United States until the Company has sufficient operating revenues or receives other financing in amounts necessary to fund its operations.  The funding will be provided by Juko Toshikazu on a non-interest bearing basis due upon demand.  There is no limit on the amount of funding to be provided under the agreement, and the Lender agrees to provide all needed funding.  See Note 4

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to ASC Topic 740, “Income Taxes.”  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $5,000 in the taxable year in which the trade or business begins.  The $5,000 must be reduced by the amount of startup costs in excess of $50,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

Earnings per Common Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  As of April 30, 2012 and July 31, 2011, the Company did not have any potential dilutive securities.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin 104 (codified in FASB ASC Topic 480). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

NSJ-US. Co., Ltd.
(A Development Stage Company)
Notes To Financial Statements
For the Period from March 21, 2011 (Date of Inception) to April 30, 2012
(UNAUDITED)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

The accompanying unaudited financial statements as of April 30, 2012 and for the three months then ended have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company’s registration statements on Form S-1 for the period from March 21, 2011 (date of inception) to July 31, 2011.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the operations of the Company at the present time.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

Shares

The Company has 100,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock.  The common and/or preferred Stock of the Company may be issued from time to time without prior approval by the stockholders.  The common and/or preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors.  The Board of Directors may issue such share of common and/or preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

Preemptive Rights and Assessment of Shares

Holders of Common Stock or Preferred Stock of the corporation shall not have any preference, preemptive right or right of subscription to acquire shares of the corporation authorized, issued, or sold, or to be authorized, issued or sold, or to any obligations or shares authorized or issued or to be authorized or issued, and convertible into shares of the corporation, nor to any right of subscription thereto, other than to the extent, if any, the Board of Directors in its sole discretion, may determine from time to time.

Common Stock Issuances

The Company’s common stock, after the amount of the subscription price has been fully paid, in money, property or services, as the directors shall determine, shall not be subject to assessment to pay the debts of the corporation, nor for any other purpose, and no Common Stock issued as fully paid shall ever be assessable or assessed, and the Articles of Incorporation shall not be amended to provide for such assessment.

On March 21, 2011, the Company issued 125,000 shares of common stock to pay legal fees.  The value of these services was deemed to be $5,000 or $0.04 per share based on comparable work performed by the attorney.

On March 21, 2011, the Company issued 24,755,000 shares of common stock to NSJ Co., Ltd. as consideration for granting the Company distribution rights.  The value of the distribution rights on the books of NSJ Co., Ltd. at the date of the purchase was 0.  Therefore, the Company assigned $0 to this transaction.

NSJ-US. Co., Ltd.
(A Development Stage Company)
Notes To Financial Statements
For the Period from March 21, 2011 (Date of Inception) to April 30, 2012
(UNAUDITED)

On September 27, 2011, the Company amended the Distribution agreement adding an additional five years to the term in exchange for the issuance of 14,000,000 shares of common stock.

On September 27, 2011, the Company issued 68,775 additional shares of common stock to the Company’s U.S. attorney for legal services as provided in the engagement agreement with the attorney.  The Company valued these shares at $.04 for aggregate consideration of $2,751 based on comparable work performed by the attorney for other clients.

On December 1, 2011, the Company sold 350,000 shares of common stock for approximately $0.064 per share.  The Company received 1,750,000 Japanese Yen (approximately $22,400 at an exchange rate of 78 Japanese Yen to $1)

NOTE 3 – DISTRIBUTION AGREEMENT

On March 21, 2011, the Company entered into a distribution agreement with NSJ. Co., Ltd., a Japanese supplier who is a related party.  The agreement gives the company the right to distribute NSJ. Co., Ltd.’s product throughout the world excluding Japan.  The Company issued 24,755,000 shares of common stock valued at $0 as consideration for these distribution rights.  The distribution agreement is for 10 years.  After 10 years the Company may renew the distribution rights on a yearly basis.  The agreement sets forth that the Company, as a representative of NSJ. Co., Ltd. will be responsible for advertising, customer relations, and product support.

On January 1, 2012, the Company amended its distribution agreement to clarify certain aspects of the agreements.  The distribution agreement, as amended, provides that the prices to be paid by for products purchased pursuant to the distribution agreement shall be no more than 30% in excess of the actual cost of the supplier in making the products.  The Supplier has further agreed that it will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the products.  The Supplier has no right to put products to the Company outside of the purchase order process contemplated in the distribution agreement.  Further, there is no minimum purchase requirement in order for the Company to maintain all its rights under this distribution agreement.  All purchase orders from the Company are subject to acceptance in writing by the Company; provided, however, that the Company may not refuse to accept any purchase order if the Company indicates it has a certainty or reasonable expectation of selling the products ordered within six months of the date of the purchase order.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company entered into a funding agreement with Juko Toshikazu (“Lender”), its’ President and a Director..  This agreement stipulates that the Lender will provide all funds necessary to continue operations in the United States until the Company has sufficient operating revenues or receives other financing in amounts necessary to fund its operations.  The funding will be provided by the Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of funding which must be provided under the agreement, and the Lender agrees to provide all needed funding.  The Lender distributed $15,000 to the Company during the nine months ended April 30, 2011 and $30,000 to the Company during the period ended July 31, 2011.  The Company was advanced $73,774 and repaid $32,216 during the nine months ended April 30, 2012.  The amount due to the lender at April 30, 2012 and July 31, 2011 is $71,558 and $30,000, respectively.

During the nine months ended April 30, 2012, the Company purchased equipment and services in the amount of $88,180 from NSJ. Co., LTD., a Japanese supplier who is a related party.  The amount due to NSJ. Col., LTD., at April 30, 2012 related to the purchase and services is $0.

Officers and directors control approximately 56% of the outstanding common stock of the company.  As such, the officers and directors have the effective power to control the vote on significant matters.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In November 2011, the Company signed a non-cancelable lease for office space in Japan.  The lease expires in October 2013 and requires a monthly payment of $928.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing of this quarterly report.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

NSJ-US. Co., Ltd., or the “Company,” is a Nevada corporation formed on March 21, 2011.

Our business is the sale of security systems and related software, including a personal emergency security system known as Robot Locator, in all areas of the world except Japan and to market and sell other Japan related products and services.  Our initial organizational activities ultimately resulted in our generating sales as of December 13, 2011 of  $105,400,  for which final payment from the customer Takeda-Taban Environmental Global Solutions, Inc., an unaffiliated third-party, in the Philippines was received  in December 2011.

The foundation laid by our initial operational activities also resulted in new agreements to market non-affiliated services For Net Creation Co., Ltd.   We will market Search Engine Optimization and Internet Marketing services of Net Creations to businesses in the U.S. that want to have an internet presence through advertising Google and Yahoo and Search Engine Optimization in Japan.   We continued development of our business plan by raising additional working capital and broadening our shareholder base in Japan through a Regulation S offering in November 2011.  We also enhanced our management and marketing capability as well as our corporate governance structure by adding an independent director.  In February 2012, further continuing to develop our business plan, we enhanced our marketing ability by hiring a new, English-speaking Vice President – Marketing.

Most recently in furtherance of our business plan, in order to enhance our presence in the U.S. and secure sales, marketing and backoffice support services in the U.S., in February 2012 we entered into a Sales, Marketing and Backoffice Support Services Agreement with CSI Co., Ltd., a Japanese company with offices in the U.S.  Pursuant to the Agreement, for a term of at least three years, CSI will undertake certain sales and other marketing support activities on behalf of NSJ, as well as provide and make available to NSJ backoffice services for NSJ’s U.S. office.

During the next 12 months we intend to focus primarily on the sale of our Robot Locator product outside of Japan, focusing on developing a U.S. presence, and then leverage the U.S. presence to sell Net Creations services as well as our Robot Locater.

We anticipate our new English speaking Vice President-Sales as well as our new relationship with CSI and our establishment of a U.S. office will further this plan.  Specifically, we intend to develop a website and focus on marketing our products on the internet through ad programs such as Google AdWords and YouTube.  Ms. Nakanishi will respond to all initial inquiries and will refer the leads to CSI who will continue the marketing effort to the leads under Ms. Nakanishi’s supervision.  We will continue our discussions with a potential customer with the California court system with whom we have had several preliminary meetings.  We are also discussing with the representative of this customer the possibility of his becoming an additional sales representative for us in the U.S.

We anticipate that the cost of implementing this plan will be approximately $400,000 spent on marketing, product acquisition, office establishment and personnel, as follows:

•	Marketing: $140,000
o	Website Development: $30,000
o	Fee and Commissions to CSI: $15,000
o	Internet Marketing and Advertising as well as other advertising and publicity as advised by CSI: $95,000
•	Product acquisition: $ 200,000
o	Budgeted for acquisition of Robot Locater and related products to sell through our officers and directors as well as CSI as described above
•	Personnel:$60,000
o	We anticipate paying $60,000 for Ms. Nakanishi as a first year salary if we have funds available.

Results of Operations

Because the periods from March 21, 2011 (date of inception) to April 30, 2011 and February 1, 2012 to April 30, 2012 are not comparable, the results for each are presented separately.

For the three month period February 1, 2012 to April 30, 2012:

Revenue

During the three months ended April 30, 2012, the Company earned $0 from sales to an unrelated third party.

Cost of Revenue

During the three months ended April 30, 2012, the Company incurred cost of revenue of $0.

Expense

During the three months ended April 30, 2012, the Company incurred operating expenses of $54,615 broken down as follows:

Operating Expense

Professional Fees
Accounting services	$14,000
Auditing fees	6,425
Legal fees	20,250
Total professional fees	40,675
Other expenses	13,940
Total expenses	$54,615

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the period from February 1, 2012 to April 30, 2012 due to the net operating loss in the USA.

Net Loss

We incurred net losses of $54,615 for the three months ended April 30, 2012.

For the three month period March 21, 2011 (date of inception) to April 30, 2011:

Revenue

Since our company started on March 21, 2011, there was no revenue generated as of April 30, 2011.

Cost of Revenue

Since our company started on March 21, 2011, there was no cost of goods sold incurred as of April 30, 2011.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

As of April 30, 2011, there was a total of $21,100 operating expenses as follows:

Legal fees	$20,000
Registration Fees	1,100
Total expense	21,100

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the period from March 21, 2011 (date of inception) to April 30, 2011 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $21,100 for the period from March 21, 2011 (date of inception) to April 30, 2011.

For the nine month period August 1, 2011 to April 30, 2012:

Revenue

During the nine months ended April 30, 2012, the Company earned $105,400 from sales to an unrelated third party.

Cost of Revenue

During the nine months ended April 30, 2012, the Company incurred cost of revenue of $88,180 which was paid to a related party.

Expense

During the nine months ended April 30, 2012, the Company incurred operating expenses of $97,816 broken down as follows:

Operating Expense

Professional Fees
Accounting services	$22,250
Auditing fees	21,875
Legal fees	38,001
Total professional fees	82,126
Other expenses	15,690
Total expenses	$97,816

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the period from March 31, 2011 (date of inception) to April 30, 2012 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $80,596 for the nine months ended April 30, 2012.

Commitments and Contingencies

These security systems and related software products are manufactured in Japan by NSJ. Co., Ltd. (“NSJ-Japan” or “Supplier”).  It was established in 2006 specializing in the development and marketing in Japan of security systems and related software including the Robot Locator,, and is located in Yotsubashi-Nissei  Bldg., 2F, 1-1-7,  Kitahorie, Nishi-ku , Osaka, Japan.  It has only sold products in Japan.  On March 21, 2011, we signed a ten year distribution agreement with NSJ-Japan.  NSJ-Japan is a Japanese security systems and related software products development and manufacturing company owned 50.84% by Mr. Joko Toshikazu, our chairman.  NSJ-Japan is currently the primary supplier of the products we sell.  Under the distribution agreement, we are not prohibited from distributing products manufactured or supplied by entities other than the Supplier.  We issued 24,755,000 shares of common stock to NSJ-Japan as consideration for granting us the rights under the Distribution Agreement.  On September 27, 2011, we amended our Distribution agreement adding an additional five years to the term in exchange for the issuance of 14,000,000 shares of our common stock.  The Distribution Agreement was further amended on January 1, 2012 with respect to certain provisions such as purchase price of Products, purchase orders, termination and rights to sell Products in Japan under certain conditions.

The Distribution Agreement, as amended, provides that the prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be no more than 30% in excess of the actual cost of Supplier in making the Products.  Supplier has no right to put products to Distributor outside of the purchase order process contemplated in the Agreement.  Further, there is no minimum purchase requirement in order for Distributor to maintain all its rights under this Agreement.  All purchase orders from Distributor are subject to acceptance in writing by us; provided, however, that we may not refuse to accept any Purchase Order if we indicate we have a certainty or reasonable expectation of selling the Products ordered within nine months of the date of the Purchase Order.  To avoid any conflict of interest, the Agreement may not be terminated for any reason if our Independent Director does not agree to the termination.  In the absence of an Independent Director, a majority vote of our non-affiliated shareholders must vote to agree to such a termination.  In the event a dispute between the parties arises as a result, it shall be resolved by Arbitration as set forth in this Agreement, with counsel for us selected by the our Independent Director, or in the absence of an Independent Director, a majority vote of our non-affiliated shareholders.

Liquidity and Capital Resources

	April 30, 2012	July 31, 2011
Current ratio *	0.00/1	.48/1
Cash	$13	$-
Working capital	$(71,545)	$(16,100)
Total assets	$13	$15,000
Total liabilities	$71,558	$31,100
Total equity (deficit)	$(71,545)	$(16,100)
Total Debt/Equity **	(1.00)	(1.93)
__________________
*Current Ratio = Current Assets /Current Liabilities
** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $13 at April 30, 2012 and working capital of $(71,545) with liabilities of $71,558.

We entered into our first sales contract in November 2011 and received approximately $105,000 by December 2011.

On December 1, 2011, we sold approximately 350,000 shares at an approximate price of $0.064 per share for gross proceeds of 1,750,000 Japanese Yen (approximately $22,400).

As of  April 30, 2012, we have approximately $13 in cash.

We need to secure a minimum of $400,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used as described in “Overview” above.  This amount does not include all our costs which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, estimated to be approximately $75,000 annually. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described  below , or any planned material acquisitions.

On March 21, 2011, we entered into a Funding Agreement with Joko Toshikazu, our president and Director (“Lender”) to provide operational and going and staying public funding for us as follows:

1.  FUNDING

The Company requires and will continue to require funding for the Company for its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses (the “Funding”).  The Lender agrees to provide all Funding needed by the Company for its operations and for the Company’s going and staying public in the U.S. on the terms and conditions set forth in the Agreement.

2.  TERM

The term of the Agreement began as of the date of this Agreement and terminates when the Company generates operating revenues or receives other financing in amounts necessary to fund its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses.

3.  FUNDING TERMS

The Funding will be provided by the Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of Funding which must be provided under the Agreement, and the Lender agrees to provide all needed Funding.  Lender further represents that he has sufficient liquid assets to meet all of the Funding obligations under the Agreement.

There is no dollar limit to the amount Mr. Toshikauza has agreed to provide under the Funding Agreement.  As of April 30, 2012, Mr. Toshikauza has provided us $71,558 under the Funding Agreement.

Because Mr. Toshikazu controls us, he effectively sits on both sides of the Funding Agreement and, therefore, has the power to modify this arrangement. Modification might reduce and/or eliminate funds received under the Funding Agreement.  However, because Mr. Toshikazu has a fiduciary duty to us and our shareholders, he has indicated that he will assure strict adherence to these provisions of the Agreement and will provide all funding as needed without unilaterally modifying the Funding Agreement.

Our lack of revenues raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at April 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at April 30, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended April 30, 2012.

(b)           Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended April 30, 2012.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

___________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSJ-US. Co., Ltd., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Joko Toshikazu	June 19, 2012	/s/ Joko Toshikazu

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Joko Toshikazu	Joko Toshikazu	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	June 19, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_____________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.